Form 10-K
period 2013-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7
filed 2014-04-14
CIK 1564347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-180779-02
Commission File Number of Issuing Entity:

Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7
(Exact name of Issuing Entity as specified in its charter)

MORGAN STANLEY CAPITAL I INC.
(Exact name of registrant as specified in its charter)

Bank of America, National Association
Morgan Stanley Mortgage Capital Holdings LLC
(Exact name of sponsors as specified in their charters)

46-2085543
46-2096643
46-2107218
46-6596620
46-6599586
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o Morgan Stanley Capital I Inc.
1585 Broadway New York, NY
(Address of Principal Executive Offices of issuing entity)

10036
(Zip Code)

(212) 762-6148
(Telephone number, including area code, of issuing entity)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
Not applicable.

PART I

Item 1. Business
Omitted

Item 1A. Risk Factors
Omitted

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
Omitted

Item 3. Legal Proceedings
Omitted

Item 4. Mine Safety Disclosures
Omitted

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Omitted

Item 6. Selected Financial Data
Omitted

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Omitted

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Omitted

Item 8. Financial Statements and Supplementary Data
Omitted

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Omitted

Item 9A. Controls and Procedures
Omitted

Item 9B. Other Information
None

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted

Item 11. Executive Compensation.
Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted

Item 14. Principal Accounting Fees and Services.
Omitted

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10 K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets -Financial Information.
The mortgaged property securing the Chrysler East Building mortgage loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2013 fiscal year is $23,534,709.42.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments - Financial Information.
No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments - Financial Information.
No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no pending legal proceeding (or legal proceeding contemplated by governmental authorities) against the sponsors, depositor, trustee, issuing entity, servicers, originators or other parties contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders as described under Item 1117 of Regulation AB.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated January 28, 2013.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB. Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits
(4.1) Pooling and Servicing Agreement, dated as of January 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on March 28, 2014 and incorporated by reference herein)

31.	Rule 13a-14(d)/15d-14(d) Certification.

33.	Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)
33.3 Situs Holdings, LLC as Trust Advisor
33.4 U.S. Bank National Association as Certificate Administrator
33.5 Wells Fargo Bank, National Association as Custodian
33.6 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.	Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)
34.3 Situs Holdings, LLC as Trust Advisor
34.4 U.S. Bank National Association as Certificate Administrator
34.5 Wells Fargo Bank, National Association as Custodian
34.6 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

35.	Item 1123 Servicer Compliance Statement
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)
35.3 U.S. Bank National Association as Certificate Administrator
35.4 Wells Fargo Bank, National Association as Custodian

99.1 Mortgage Loan Purchase Agreement, dated as of January 9, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on February 15, 2013 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of January 9, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on February 15, 2013 and incorporated by reference herein)

(b)	See (a) above

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY CAPITAL I INC.
(Depositor)
By: /s/ Steven Stern
Name: Steven Stern
Title: President
(Senior Officer in Charge of securitization of the depositor)

Date: April 14, 2014

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
(4.1) Pooling and Servicing Agreement, dated as of January 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on March 28, 2014 and incorporated by reference herein)

31.	Rule 13a-14(d)/15d-14(d) Certification.

33.	Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)
33.3 Situs Holdings, LLC as Trust Advisor
33.4 U.S. Bank National Association as Certificate Administrator
33.5 Wells Fargo Bank, National Association as Custodian
33.6 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.	Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)
34.3 Situs Holdings, LLC as Trust Advisor
34.4 U.S. Bank National Association as Certificate Administrator
34.5 Wells Fargo Bank, National Association as Custodian
34.6 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

35.	Item 1123 Servicer Compliance Statement
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)
35.3 U.S. Bank National Association as Certificate Administrator
35.4 Wells Fargo Bank, National Association as Custodian

99.1 Mortgage Loan Purchase Agreement, dated as of January 9, 2013, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on February 15, 2013 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of January 9, 2013, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on February 15, 2013 and incorporated by reference herein)