Form 10-K/A
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7
filed 2016-03-30
CIK 1564347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Not Applicable.

EXPLANATORY NOTES
The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Form 10-K”), is to file (i) a replacement report on assessment of compliance with servicing criteria for Situs Holdings, LLC, as trust advisor, dated February 18, 2016, and (ii) a replacement registered public accounting firm attestation report for Situs Holdings, LLC, as trust advisor, dated February 18, 2016, in each case correcting a clerical error of the certificate administrator, which filed incorrect versions of such documents as Exhibits 33.5 and 34.5, respectively, to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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
33.1 U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-180779-02 and incorporated by reference herein)
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)
33.5 Situs Holdings, LLC, as Trust Advisor

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-180779-02 and incorporated by reference herein)
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)
34.5 Situs Holdings, LLC, as Trust Advisor

35 Servicer compliance statements.
35.1 U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-180779-02 and incorporated by reference herein)
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
33.1 U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-180779-02 and incorporated by reference herein)
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.3)
33.5 Situs Holdings, LLC, as Trust Advisor

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-180779-02 and incorporated by reference herein)
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.3)
34.5 Situs Holdings, LLC, as Trust Advisor

35 Servicer compliance statements.
35.1 U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333- 180779-02 and incorporated by reference herein)
35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on March 30, 2016 under SEC File No. 333-180779-02 and incorporated by reference herein)
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