Form 10-K
period 2021-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7
filed 2022-03-28
CIK 1564347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

 In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

●	On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.3, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under the pooling and servicing agreement.

●	Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, engaged the services of Berkadia Commercial Mortgage LLC, as servicing function participant in respect of 5.82% of the mortgage pool for the reporting period.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Chrysler East Building loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2021 fiscal year is $22,272,488.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.4)
33.6 Situs Holdings, LLC, as Operating Advisor
33.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 U.S. Bank National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.4)
34.6 Situs Holdings, LLC, as Operating Advisor
34.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.4)

99.1	Mortgage Loan Purchase Agreement, dated January 9, 2013, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 19, 2013 under SEC File No. 333-180779-02 and incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated January 9, 2013, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on February 19, 2013 under SEC File No. 333-180779-02 and incorporated by reference herein).
99.3	Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-180779-02 and incorporated by reference herein).

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

Date: March 28, 2022