Form 10-K/A
period 2022-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7
filed 2023-08-02
CIK 1564347

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

Not Applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 27, 2023 (the “Original Form 10-K”), is to file a replacement report on assessment of compliance with servicing criteria provided by Berkadia Commercial Mortgage LLC, which replacement report contains a clerical revision regarding the beginning date of the covered platform. Such revised document replaces the corresponding document previously filed as Exhibit 33.7 to the Original Form 10-K. No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Chrysler East Building loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Chrysler East Building was paid in full on November 7, 2022. The most recent net operating income of the significant obligor based on the significant obligor’s operating statement for the period December 12, 2022, was $18,282,649.00.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.7	Berkadia Commercial Mortgage LLC, as Servicing Function Participant

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

Date: August 2, 2023