Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7
filed 2026-03-25
CIK 1564347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Date: March 25, 2026